Form 10-K/A
period 2000-12-31
MELLON RESIDENTIAL FUNDING COR MOR PAS THR CER SER 2000-TBC1
filed 2002-02-25
CIK 1107633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-72907-03

                         Mellon Residential Funding Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-TBC1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2242392
                                   52-2242389
                                   52-2242390
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Mellon Residential Funding Corporation Series 2000-TBC1 Trust established pursuant to the Pooling and Servicing Agreement among Mellon Residential Funding Corporation as Despositor, Boston Safe Deposit and Trust Company, as Seller and Master Servicer, Mellon Bank, N.A., as Standby Purchaser and Norwest Bank Minnesota, National Association as Trustee, pursuant to which the Mellon Residential Funding Corporation Series 2000-TBC1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Dovenmuehle Mortgage Company  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Dovenmuehle Mortgage Company  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Dovenmuehle Mortgage Company  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 4, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Mellon Residential Funding Corporation
Mortgage Pass-Through Certificates
Series 2000-TBC1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  February 22, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)    Dovenmuehle Mortgage Company  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Dovenmuehle Mortgage Company  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)    Dovenmuehle Mortgage Company  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report

    ERNST&YOUNG          (logo)

                                                    Ernst & Young
                                                    Sears Tower
                                                    233 South Wacker Drive
                                                    Chicago, Illinois 60606-6301


                 Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
              Uniform Single Attestation Program for Mortgage Bankers


                        Report of Independent Accountants


        Board of Directors
        Dovenmuehle Mortgage,Inc.

        We have examined management's assertion, included in the accompanying report titled Report of Management, that Dovenmuehle Mortgage, Inc.
        (DMI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for DMI's compliance with those requirements. Our responsibility is to express an opinion an management's assertions about DMI's compliance based on our examination.

        Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining on a test basis, evidence about DMI's compliance with those requirements and performing such other procedurcs as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
        Our examination does not provide a legal determination on DMI's compliance with specified requirements.

        In our opinion, management's assertion, that DMI complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and DMI's private investors and is not intended to be and should not be used by anyone other than these specified parties.

        March 16, 2001






   EX-99.2 (a)
   Report of Management

   DOVENMUEHLE MTG.
   Since 1844



Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Dovenmuehle Mortgage, Inc. (DMI), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP).We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of DMI's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, DMI complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, DMI had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

William A. Mynatt, Jr
President

William J. Connell
Senior Vice President, CFO



March 21, 2001





Dovenmuehle Mortgage, Inc. 1501 Woodfield Road Schaumburg, IL 60173-4982
(847) 619-5535


   EX-99.3 (a)
   Annual Statement of Compliance

                 BOSTON SAFE DEPOSIT AND TRUST COMPANY   (logo)


                       OFFICER'S CERTIFICATE


          Annual Statement as to Compliance pursuant to Section 3.16 of the
               Pooling and Servicing Agreement ("the Agreement")
                Dated as of February 1, 2000 [MRFC 2000-TBC1]



    I, Paul Calhoun, being Senior Vice President of Boston Safe Deposit and Trust Company, as Master Servicer of Boston Safe Deposit and Trust Company, hereby certify as follows:

        (i) a review of the activities of the Master Servicer during the preceding Fiscal Year and of the performance of the Master Servicer under this Agreement has been made under such officer's supervision;

        (ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligations, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Master Servicer to cure such default.


   IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 31st day of March, 2001.

                             By:

                                  Name:  Paul Calhoun


                                  Title: Senior Vice President



                                  Boston Safe Deposit and Trust Co.